Form 10-Q
period 1996-03-31
ZARING HOMES INC
filed 1996-05-15
CIK 899750

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21692

                               ZARING HOMES, INC.
             (Exact name of registrant as specified in its charter)

               OHIO                                              31-1071348
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


11300 CORNELL PARK DRIVE, SUITE 300, CINCINNATI, OHIO            45242-1825
       (Address of principal executive offices)                  (Zip Code)


                                  513-489-8849
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                           YES      X       NO
                                   ---         ---

Number of common shares outstanding as of March 31, 1996:  4,780,150


                                                                Total Pages:  13

                               ZARING HOMES, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I   FINANCIAL INFORMATION

         Item 1   Consolidated Financial Statements

                  Consolidated Balance Sheets,
                      March 31, 1996, March 31, 1995 (unaudited),
                      and December 31, 1995 (audited).................................   3

                  Consolidated Statements of Income,
                      Three Months Ended March 31, 1996 and 1995 (unaudited)..........   5

                  Consolidated Statement of Shareholders' Equity,
                      Three Months Ended March 31, 1996 (unaudited)...................   6

                  Consolidated Statements of Cash Flows,
                      Three Months Ended March 31, 1996 and 1995 (unaudited)..........   7

                  Notes to Consolidated Financial Statements (unaudited)..............   8

         Item 2   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...........................................   10

PART II  OTHER INFORMATION............................................................   12

         SIGNATURES...................................................................   13


                         PART I.  FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               ZARING HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)

                                                                         Unaudited
                                                                         March 31,         December 31,
                                                                    -------------------    ------------
                                                                    1996           1995          1995
                                                                    ----           ----          ----
Cash and cash equivalents........................................   $ 4,322     $ 1,317       $ 4,513
Receivables:
    Homes sold...................................................       -0-          93           -0-
    Related parties .............................................        19          92           -0-
    Other........................................................       165         293           108
Inventories:
    Residential housing completed or
       under construction........................................    45,521      32,585        35,628
    Land, development costs and finished lots....................    32,100      47,740        38,532
Property and equipment, net......................................     1,860       1,885         1,798
Investments in and advances to unconsolidated
    joint ventures...............................................     1,374       1,723         1,578
Future tax benefit...............................................       801         801           801
Cash surrender value of life insurance and
    other assets.................................................     2,771       1,851         2,480
                                                                    -------     -------       -------

                                                                    $88,933     $88,380       $85,438
                                                                    =======     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                   CONSOLIDATED BALANCE SHEETS - (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                          Unaudited
                                                                          March 31,         December 31,
                                                                     ------------------     ------------
                                                                     1996          1995         1995
                                                                     ----          ----         ----
LIABILITIES:
    Term notes payable..........................................     $ 5,245    $ 5,245       $ 5,245
    Revolving promissory notes..................................      13,700     19,600        12,500
    Subordinated notes payable..................................      11,816     15,755        11,816
    Accounts payable and unbilled amounts due
      contractors...............................................       7,900      4,033         6,046
    Accrued expenses............................................       2,169      2,391         2,963
    Customer deposits...........................................       3,405      1,218         1,703
    Income taxes payable........................................         477         43           854
                                                                     -------    -------       -------
            Total liabilities...................................      44,712     48,285        41,127
                                                                     -------    -------       -------

SHAREHOLDERS' EQUITY:
            Common shares, no par value, 18,000,000
               shares authorized, 5,035,520 issued and
               4,850,159 outstanding at March 31, 1995
               and December 31, 1995, and 4,780,150
               outstanding at March 31, 1996....................      25,136     25,136        25,136
            Additional paid-in capital..........................       7,687      7,533         7,533
            Retained earnings...................................      13,405      8,811        13,027
                                                                     -------    -------       -------
                                                                      46,228     41,480        45,696

    Less Treasury shares, at cost, 185,361 shares at............
               March 31, 1995 and December 31, 1995,
               and 255,370 shares at March 31, 1996.............      (2,007)    (1,385)       (1,385)
                                                                     -------    -------       -------
            Total shareholders' equity..........................      44,221     40,095        44,311
                                                                     -------    -------       -------

                                                                     $88,933    $88,380       $85,438
                                                                     =======    =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                            Three Months
                                                                           Ended March 31,
                                                                     --------------------------
                                                                       1996              1995
                                                                       ----              ----
REVENUES ...................................................         $27,255            $20,230
COST OF SALES...............................................          22,464             16,544
                                                                     -------            -------

         Gross profit.......................................           4,791              3,686

OPERATING EXPENSES:
    Selling.................................................           2,420              1,674
    General and administrative..............................           1,803              2,013
                                                                     -------            -------

         Income (loss) from operations......................             568                 (1)
                                                                     -------            -------

OTHER INCOME:
    Investment income ......................................               5                 10
    Income from unconsolidated
         joint ventures ....................................              43                100
    Other, net..............................................               2                  2
                                                                     -------            -------

         Total other income.................................              50                112
                                                                     -------            -------

    Income before provision for income taxes................             618                111

    Provision for income taxes..............................             240                 47
                                                                     -------            -------

         Net income.........................................         $   378            $    64
                                                                     =======            =======

    Earnings per share......................................         $  0.08            $  0.01
                                                                     =======            =======

    Weighted average shares outstanding.....................       4,774,601          4,850,159
                                                                   =========          =========



The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                             (Dollars in Thousands)

                                                           Additional        Treasury Shares
                                    Shares      Common       Paid-In      # of                    Retained
                                    Issued      Shares       Capital     Shares         Amount    Earnings    Total
                                    ------      ------       -------     ------         ------    --------   -------

Balance, December 31, 1995         5,035,520    $25,136      $7,533      185,361       $(1,385)   $13,027    $44,311
Purchase of Treasury Shares                                              135,009        (1,199)               (1,199)
Sale of Treasury Shares                                         154      (65,000)          577                   731
Net Income                                                                                            378        378
                                   ---------    -------      ------      -------       -------    -------    -------

Balance, March 31, 1996            5,035,520    $25,136      $7,687      255,370       $(2,007)   $13,405    $44,221
                                   =========    =======      ======      =======       =======    =======    =======






The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                         ----------------------
                                                                         1996              1995
                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..................................................         $   378        $    64
    Adjustments to reconcile net income to cash
       provided by operating activities --
       Depreciation.............................................             247            199
       Income from unconsolidated joint ventures................             (43)          (100)
    Change in assets and liabilities:
       Receivables..............................................             (76)            85
       Inventories..............................................          (3,461)        (6,553)
       Cash surrender value of life insurance and other assets..            (291)            70
       Accounts payable.........................................           1,854         (1,292)
       Accrued expenses.........................................            (794)           (34)
       Income taxes payable.....................................            (377)          (604)
       Customer deposits........................................           1,702            318
                                                                         -------        -------
            Net cash provided (used) by operating activities....            (861)        (7,847)
                                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment.........................            (309)          (331)
    Distributions from unconsolidated joint ventures............             247            477
                                                                         -------        -------
            Net cash provided (used) by investing activities....             (62)           146
                                                                         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on notes payable.................................           4,670          5,235
    Repayments on notes payables................................          (3,470)            --
    Purchase of Treasury Shares.................................          (1,199)            --
    Reissuance of Treasury Shares...............................             731             --
                                                                         -------        -------
            Net cash provided by financing activities...........             732          5,235
                                                                         -------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................            (191)        (2,466)
CASH AND CASH EQUIVALENTS, beginning of period..................           4,513          3,783
                                                                         -------        -------
CASH AND CASH EQUIVALENTS, end of period........................         $ 4,322        $ 1,317
                                                                         =======        =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
       Interest.................................................         $   440        $   565
       Income taxes.............................................         $   617        $   645



The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Zaring Homes, Inc. (the Company), an Ohio corporation, whose principal business is the designing, constructing, marketing, and selling of single-family homes and the acquisition and development of land for sale as residential building lots in Cincinnati, Ohio including Northern Kentucky, Nashville, Tennessee, Indianapolis, Indiana, and Raleigh/Durham, North Carolina.

In December 1995, the Company formed Zaring Holdings, Inc. (Holdings), an Ohio corporation, a wholly-owned subsidiary, for the purpose of acquiring land and residential lots in the southeastern United States market. The accounts of Holdings have been consolidated in the accompanying consolidated financial statements.

The Company is the majority shareholder in Zaring Homes of Indiana, L.L.C. (ZHILLC), an Indiana corporation, and exercises control over all decisions as set forth in the operating agreement. ZHILLC was formed in 1994 for the purpose of designing, constructing, marketing and selling single-family homes and the acquisition and development of land for sale as residential building lots in Indianapolis, Indiana. The accounts of ZHILLC have been consolidated in the accompanying financial statements.

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of March 31, 1996, and for the three months ended March 31, 1996 have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results for the entire year.

2.  Capitalized Interest

Interest is capitalized on land in the process of development and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:


Three Months Ended March 31,                                    1996       1995
- - ----------------------------                                    ----       ----
(Dollars in Thousands)

Capitalized interest, beginning of period...................    $1,123    $ 751
Interest incurred...........................................       556      707
Interest expensed...........................................      (672)    (565)
                                                                ------    -----
Capitalized interest, end of period.........................    $1,007    $ 893
                                                                ======    =====

                               ZARING HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.  Notes Payable

The subordinated notes payable bear interest at a fixed rate of 7.45% and are payable in four equal annual installments beginning in June 1995. The term notes payable bear interest at a fixed rate of 7.95% and are payable in 12 equal quarterly installments beginning in September 1998.

As of March 31, 1996, the Company had outstanding balances of $13,700 under a $30 million revolving credit facility, and $3,500 in letters of credit. This revolving credit facility has a term of three years and enables the Company to borrow funds at interest rates that range from 140 basis points over the Federal Fund rate up to the prime rate.

4.  Shareholders' Equity

Preferred Shares - The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

5.  Litigation

On March 31, 1995, a verdict was delivered against the Company in an action brought by a former employee. The former employee was awarded $250, plus attorney's fees. The Company, upon advice by counsel, is pursuing all avenues in the post trial and appellate review process. The Company has reserved the damages and an estimate of attorney's fees in the accompanying consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's business and the homebuilding industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence and housing demand. The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain information regarding the Company's operations.

                                            (Dollars in thousands, except per share amounts)
                                                             Three Months
                                                            Ended March 31,
                                      --------------------------------------------------------------
                                                1996                                    1995
                                                ----                                    ----

                                        Amount           %                     Amount            %
                                        ------           -                     ------            -
Net revenues (1)                       $27,255         100.0                   $20,230         100.0
Cost of sales                           22,464          82.4                    16,544          81.8
                                       -------         -----                   -------         -----
Gross profit                             4,791          17.6                     3,686          18.2
Selling, general and
     administrative expenses             4,223          15.5                     3,687          18.2
                                       -------         -----                   -------         -----
Operating income (loss)                    568           2.1                        (1)           --
Other income                                50            .2                       112           0.5
                                       -------         -----                   -------         -----
Income before provision
     for income taxes                      618           2.3                       111           0.5
Provision for income taxes                 240           0.9                        47           0.2
                                       -------         -----                   -------         -----
Net income                             $   378           1.4                   $    64           0.3
                                       =======         =====                   =======         =====

Earnings Per Share                     $  0.08                                 $  0.01
                                       =======                                 =======
Weighted average shares
     outstanding                     4,774,601                               4,850,159
                                     =========                               =========

- - ------------------------

(1) Revenue from a sale is recognized upon the closing of the sale.



Three Months Ended March 31, 1996 Compared to March 31, 1995

Net revenues for the three month period ended March 31, 1996 increased by 35% to $27.3 million from $20.2 million for the comparable period in 1995. The number of homes closed increased by 29% to 120 homes from 93 homes during the same period in 1995. The increase in units closed was primarily a result of the closings from the Raleigh, North Carolina and Indianapolis, Indiana divisions, closing 27 units for the period ended March 31, 1996 compared to one unit closed for the period ended March 31, 1995. The Company's revenue increase for the three months ended March 31, 1996 was also due, in part, to a 4.7% increase in the average selling prices of homes closed of $225 from $215 for the same period in 1995.

Net new sales contracts for the three month period ended March 31, 1996 increased by 113% to 304 units from 143 units for the comparable period in 1995. The largest contributor was the Company's Cincinnati operation, with 49% of the increase, followed by Nashville with 15%, and Raleigh and Indianapolis combined accounted for 36% of the total unit increase. The Company's backlog consists of homes for which the Company has entered into a sales contract, but which it has not yet closed. The sales backlog on March 31, 1996 was 401 homes, with a total sales value of $90 million compared to a sales backlog of 174 homes, with a total value of $37.1 million as of March 31, 1995. The level of backlog is expected to positively impact revenues in the second quarter of 1996.

Gross profit for the three month period ended March 31, 1996 increased $1.1 million from the same period in 1995. This increase was primarily a result of increased revenues in the 1996 period. The gross profit percentage decreased to 17.6% for the three month period ended March 31, 1996 compared to 18.2% for the three month period ended March 31, 1995. The decrease is attributable to a higher net interest expense incurred during the period and a seasonal increase in indirect construction expenses.

Selling and administrative expenses increased 13.5% to $4.2 million for the three month period ended March 31, 1996 from $3.7 million for the comparable period of 1995. Selling expenses as a percentage of revenue increased .6% for the three month period ended March 31, 1996 compared to the same period of 1995.

General administrative expenses decreased by approximately $0.2 million for the period ended March 31, 1996 compared to the same period for 1995. This net decrease is due primarily to a $350 litigation reserve recorded in the same period in 1995.

CAPITAL RESOURCES AND LIQUIDITY

Inventories at March 31, 1996 increased to $77.6 million compared to $74.2 million on December 31, 1995. This increase is primarily due to the additional work in process inventory associated with the increased sales volume within the Company's Cincinnati and Nashville operations and the construction of models within the Company's Raleigh and Indianapolis operations. Also contributing to this increase is the acquisition of finished lots and the development of raw land for new neighborhoods.

The Company's financing needs depend upon its sales volume and inventory levels. Historically, the Company has financed its operations through retained earnings and unsecured lines of credit from financial institutions. None of the Company's inventories are pledged as collateral to secure any borrowings. As of March 31, 1996, the Company has $16.3 million of unused, unsecured lines of credit available. The Company believes that it will be able to fund its future activities through a combination of operating cash flows, existing cash balances, working capital management and its available credit.

On May 9, 1996, the Company executed a new credit agreement, which consists of a $72.5 million revolving credit facility and a $15 million term loan. Ten million of the revolving credit facility may be used for letters of credit. The credit agreement bears interest at various options, including prime rate, Federal Fund rate, and/or Libor (as defined), plus 125 to 162.5 basis points based upon the Company's debt-to-equity ratio. The revolving credit facility is a three year commitment expiring July 1, 1999 and the term loan is a five year commitment expiring April 1, 2001 with principal payments totaling $750 per calender quarter.

PROVISIONS FOR WRITEDOWN TO NET REALIZABLE VALUE

The Company periodically reviews the value of land and inventories and determines whether any writedowns need to be recorded to reflect declines in value. No significant writedowns were made during the three month periods ended March 31, 1996 or 1995. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Company's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

INFLATION

Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely affected.

PART II - OTHER INFORMATION

Item 1.  Litigation

On March 31, 1995, a verdict was delivered against the Company in an action brought by a former employee. The former employee was awarded $250 plus attorney's fees. The Company, upon advice by counsel, is pursuing avenues in the post trial and appellate review process. The Company has reserved the damages and an estimate of attorney's fees in the accompanying consolidated financial statements.

The Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business activities which seek remedies or damages. The Company believes that any liability that may finally be determined will not have a material effect on its financial position or results of operation.

Items 2-5 None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        10.14 Credit Agreement between the Company, Zaring Holdings, Inc., Zaring Homes of Indiana, LLC, Zaring Homes Kentucky, LLC and PNC Bank, Ohio National Association, as Agent, NationsBank N.A. and The First National Bank of Chicago as Co-Agents dated as of May 9, 1996

        27      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ZARING HOMES, INC.
                               (Registrant)



Date:                          By:  /s/George E. Casey
                                    --------------------------------------------
                                    George E. Casey
                                    President and Chief Executive Officer


Date:                          By:  /s/Ronald G. Gratz
                                    --------------------------------------------
                                    Ronald G. Gratz
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number  Description                                     Location
- - --------------  -----------                                     --------
   10.14        Credit Agreement between the                    Page_____.
                Company, Zaring Holdings, Inc.,
                Zaring Homes of Indiana, LLC
                Zaring Homes Kentucky, LLC and
                PNC Bank, Ohio National Association,
                as Agent, NationsBank, N. A. and
                The First National Bank of Chicago,
                as Co-Agents dated as of May 9, 1996

   27           Financial Data Schedule                         Page_____.