Form 10-Q
period 1996-06-30
ZARING HOMES INC
filed 1996-08-14
CIK 899750

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21692

                                ZARING HOMES, INC
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                              31-1071348
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

11300 Cornell Park Drive, Suite 300, Cincinnati, Ohio          45242-1825
- -------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

                                  513-489-8849
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
- -------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                    YES  X    NO
                                       -----    -----

Number of common shares outstanding as of June 30, 1996: 4,780,150

                                                                 Total Pages: 18

                               ZARING HOMES, INC.

<Caption
                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I  FINANCIAL INFORMATION
Item 1  Consolidated Financial Statements

   Consolidated Balance Sheets,
       June 30, 1996 and 1995 (unaudited),
       and December 31, 1995 (audited)..........................................................................3

   Consolidated Statements of Income (unaudited),
       Three Months Ended June 30, 1996 and 1995
       Six Months Ended June 30, 1996 and 1995..................................................................5

   Consolidated Statement of Shareholders' Equity,
       Six Months Ended June 30, 1996 (unaudited)...............................................................6

   Consolidated Statements of Cash Flows,
       Six Months Ended June 30, 1996 and 1995 (unaudited) .....................................................7

   Notes to Consolidated Financial Statements (unaudited) ......................................................8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................................................................10

PART II      OTHER INFORMATION.................................................................................16

             SIGNATURES........................................................................................18

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               ZARING HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)

                                                         Unaudited
                                                          June 30,     December 31,
                                                       --------------  ------------
                                                       1996      1995     1995
Cash and cash equivalents ........................   $ 2,877   $ 2,103   $ 4,513
Receivables:
    Related parties ..............................        19        89         0
    Other ........................................       329        38       108
Inventories:
    Residential housing completed or
       under construction ........................    45,614    49,336    35,628
    Land, development costs and finished lots ....    33,108    30,432    38,532
Property and equipment, net ......................     1,864     1,845     1,798
Investments in and advances to unconsolidated
    joint ventures ...............................       886     1,594     1,578
Future tax benefits ..............................       801       801       801
Cash surrender value of life insurance and
    other assets .................................     3,406     2,137     2,480
                                                     -------   -------   -------

                                                     $88,904   $88,375   $85,438
                                                     =======   =======   =======





     The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                    CONSOLIDATED BALANCE SHEETS - (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                       Unaudited
                                                       June 30,        December 31,
                                                   ----------------    ------------
                                                   1996        1995         1995
LIABILITIES:
    Term notes payable .......................   $ 20,245    $  5,245    $  5,245
    Revolving promissory notes ...............      8,095      22,600      12,500
    Subordinated notes payable ...............       --        11,816      11,816
    Accounts payable and unbilled amounts due
      contractors ............................      6,131       2,863       6,046
    Accrued expenses .........................      3,296       2,952       2,963
    Customer deposits ........................      4,452       1,716       1,703
    Income tax payable .......................        941         235         854
                                                 --------    --------    --------
        Total liabilities ....................     43,160      47,427      41,127
SHAREHOLDERS' EQUITY:
    Common shares, no par value, 18,000,000
      shares authorized, 5,035,520 issued, and
      4,850,159 outstanding at June 30, 1995
      and December 31, 1995, and 4,780,150
      outstanding at June 30, 1996 ...........     25,136      25,136      25,136
    Additional paid-in capital ...............      7,687       7,533       7,533
    Retained earnings ........................     14,928       9,664      13,027
                                                 --------    --------    --------
                                                   47,751      42,333      45,696

Less Treasury shares, at cost, 185,361 shares
      at June 30, 1995 and December 31, 1995,
      and 255,370 shares at June 30, 1996 ....     (2,007)     (1,385)     (1,385)
                                                 --------    --------    --------
         Total shareholders' equity ..........     45,744      40,948      44,311
                                                 --------    --------    --------

                                                 $ 88,904    $ 88,375    $ 85,438
                                                 ========    ========    ========





     The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                                      Three Months             Six Months
                                                     Ended June 30,           Ended June 30,
                                                     --------------           --------------
                                                   1996          1995       1996        1995
                                                   ----          ----       ----        ----
REVENUES ...................................   $   43,415   $   29,975   $   70,670   $   50,205
COST OF SALES ..............................       35,739       24,830       58,203       41,373
                                               ----------   ----------   ----------   ----------
         Gross profit ......................        7,676        5,145       12,467        8,832

OPERATING EXPENSES:
    Selling ................................        2,962        2,005        5,382        3,679
    General and administrative .............        2,314        1,775        4,117        3,789
                                               ----------   ----------   ----------   ----------

         Income from operations ............        2,400        1,365        2,968        1,364
                                               ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE):
    Investment income ......................           13           19           18           30
    Income from unconsolidated
         joint ventures ....................          100           22          143          121
    Other, net .............................            0            3            2            5
                                               ----------   ----------   ----------   ----------

         Total other income (expense) ......          113           44          163          156
                                               ----------   ----------   ----------   ----------
    Income before provision for income taxes        2,513        1,409        3,131        1,520

    Provision for income taxes .............          990          556        1,230          603
                                               ----------   ----------   ----------   ----------

         Net income ........................   $    1,523   $      853   $    1,901   $      917
                                               ==========   ==========   ==========   ==========

    Earnings per share .....................   $     0.32   $     0.18   $     0.40   $     0.19
                                               ==========   ==========   ==========   ==========

    Weighted average shares outstanding ....    4,777,360    4,850,159    4,777,360    4,850,159
                                               ==========   ==========   ==========   ==========



     The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                Treasury Shares
                                                   Additional   ---------------
                               Shares      Common   Paid-In     # of                Retained
                               Issued      Shares   Capital    Shares     Amount    Earnings   Total
                               ------      ------   -------    ------     ------    --------   -----
Balance, December 31, 1995    5,035,520   $25,136   $7,533    185,361    ($1,385)   $13,027   $ 44,311

Purchase of Treasury Shares        --        --       --      135,009     (1,199)      --       (1,199)

Sale of Treasury Shares            --        --        154    (65,000)       577       --          731

Net Income                         --        --       --         --         --        1,901      1,901
                              ---------   -------   ------   --------    -------    -------   --------
Balance, June 30, 1996        5,035,520   $25,136   $7,687    255,370    ($2,007)   $14,928   $ 45,744
                              =========   =======   ======   ========    =======    =======   ========





     The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                              --------------
                                                                              1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                       -------    -------

    Net income ..........................................................   $ 1,901    $   917
    Adjustments to reconcile net income to cash
       provided by operating activities --
       Depreciation .....................................................       500        409
       Income from unconsolidated joint ventures ........................      (143)      (121)
    Change in assets and liabilities:
       Receivables ......................................................      (240)       435
       Inventories ......................................................    (4,562)    (5,997)
       Cash surrender value of life insurance and other assets ..........      (926)      (216)
       Accounts payable .................................................        85     (2,462)
       Accrued expenses .................................................       333        528
       Income taxes payable .............................................        87       (413)
       Customer deposits ................................................     2,749        817
                                                                            -------    -------
            Net cash used by operating activities .......................      (216)    (6,103)
                                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment .................................      (566)      (504)
    Disposal of property and equipment ..................................         0          4
    Distributions from and (investments in) unconsolidated joint ventures       835        627
                                                                            -------    -------
       Net cash provided (used) by investing activities .................       269        127
                                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) on notes payable ............................    (1,221)     4,296
    Purchase (sale) of treasury shares ..................................      (468)      --
                                                                            -------    -------
       Net cash provided (used) by financing activities .................    (1,689)     4,296
                                                                            -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................    (1,636)    (1,680)
CASH AND CASH EQUIVALENTS, beginning of year ............................     4,513      3,783
                                                                            -------    -------
CASH AND CASH EQUIVALENTS, end of period ................................   $ 2,877    $ 2,103
                                                                            =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for --
       Interest .........................................................   $   825    $ 1,455
                                                                            -------    -------
       Income taxes .....................................................   $ 1,143    $ 1,014
                                                                            -------    -------



     The accompanying notes are an integral part of these condensed financial statements.

                               ZARING HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The accompanying consolidated financial statements include the accounts of Zaring Homes, Inc. (the Company), an Ohio corporation, whose principal business is the designing, constructing, marketing, and selling of single-family homes and the acquisition and development of land for sale as residential building lots in Cincinnati, Ohio including Northern Kentucky, Nashville, Tennessee, Indianapolis, Indiana, and Raleigh/Durham, North Carolina. In May 1996, the Company announced its entry into the Louisville, Kentucky market, and in June 1996, announced its entry into the Charlotte, North Carolina market.

In December 1995, the Company formed Zaring Holdings, Inc. (Holdings), an Ohio corporation, and a wholly-owned subsidiary, for the purpose of acquiring land and residential lots in the southeastern United States market. The accounts of Holdings have been consolidated in the accompanying consolidated financial statements.

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

The Company is the sole shareholder in Zaring Homes Kentucky, LLC (ZHKLLC), a Kentucky corporation. ZHKLLC was formed in 1996 for the purpose of designing, constructing, marketing and selling single family homes, and the acquisition and development of land for sale as residential building lots in Kentucky. The accounts of ZHKLLC have been consolidated in the accompanying financial statements.

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of June 30, 1996, and for the six months ended June 30, 1996 have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results for the entire year.

2.  Capitalized Interest
    --------------------

Interest is capitalized on land in the process of development and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                               ZARING HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                                               Three Months            Six Months
                                              Ended June 30,         Ended June 30,
                                             ---------------        ---------------
(Dollars in Thousands)                       1996       1995        1996      1995
                                             ----       ----        ----      ----
Capitalized interest, beginning of period   $ 1,007    $   893    $ 1,123    $   751
Interest incurred .......................       583        805      1,139      1,512
Interest expensed .......................      (667)      (670)    (1,339)    (1,235)
                                            -------    -------    -------    -------
Capitalized interest, end of period .....   $   923    $ 1,028    $   923    $ 1,028
                                            =======    =======    =======    =======


3.  Notes Payable
    -------------

On May 13, 1996, the Company entered into a new unsecured $87.5 million credit agreement. The new credit agreement consists of a $72.5 million revolving credit facility and a $15 million term loan. Ten million of the revolving credit facility may be used for letters of credit. The credit agreement bears interest at various options, including prime rate, Federal Fund rate, and/or LIBOR (as defined), plus 125 to 175 basis points depending upon the Company's debt-to-equity ratio. The revolving credit facility is a three-year commitment expiring July 1, 1999, and the term loan is a five-year commitment expiring April 1, 2001.

As of June 30, 1996, the Company had outstanding balances of $8 million under the revolving credit facility, and $3.8 million in letters of credit.

Term notes payable, at June 30, 1996, include the $15 million term loan (referred to above) and existing term loans of $5.2 million which bear interest at a fixed rate of 7.95% and are payable in 12 equal quarterly installments beginning in September 1998.

4.  Shareholders' Equity
    --------------------

Preferred Shares - The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

5.  Litigation
    ----------

On March 31, 1995, a verdict was delivered against the Company in an action brought by a former employee. The former employee was awarded $250,000 plus attorney's fees. The Company has been advised by counsel that it has substantial defenses and it intends to pursue all avenues in the post trial and appellate review process. The Company has reserved the damages in the accompanying consolidated financial statements.


6.  New Pronouncements
    ------------------

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), effective for fiscal years beginning after December 15, 1995. The new standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The adoption of SFAS 121 had no material impact on the financial statements.

Also in 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) was issued. SFAS 123 encourages, but does not require, companies to measure and record as compensation expense the fair value of stock-based compensation granted to employees, directors and others. SFAS 123 permits companies electing not to record compensation expense to provide disclosure of net income and earnings per share as if the compensation expense had been recorded. The Company adopted SFAS 123 as required and elected the disclosure option.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

The Company's business and the homebuilding industry are subject to changes in national and local economic conditions, as well as other factors, including employment levels, availability of financing, interest rates, consumer confidence, housing demand, and risks of nature. The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry.

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth for the periods indicated certain information regarding the Company's operations.

                                                 (Dollars in thousands, except per share amounts)
                                               Three Months                                Six Months
                                              Ended June 30,                            Ended June 30,
                                        --------------------------                --------------------------
                                        1996                  1995                1996                  1995
                                        ----                  ----                ----                  ----
                                 Amount         %     Amount         %     Amount          %    Amount         %
                                 ------         -     ------         -     ------          -    ------         -
Net revenues (1)               $   43,415     100.0 $   29,975     100.0 $   70,670     100.0 $   50,205     100.0
Cost of sales                      35,739      82.3     24,830      82.8     58,203      82.4     41,373      82.4
                               ----------     ----- ----------     -----   ----------   ----- ----------     -----
Gross profit                        7,676      17.7      5,145      17.2     12,467      17.6      8,832      17.6
Selling, general and
     administrative expenses        5,276      12.2      3,780      12.6      9,499      13.4      7,468      14.9
                               ----------     ----- ----------     -----   ----------   ----- ----------     -----
Operating Income                    2,400       5.5      1,365       4.6      2,968       4.2      1,364       2.7
Other income (expense)                113       0.3         44       0.1        163       0.2        156       0.3
                               ----------     ----- ----------     -----   ----------   ----- ----------     -----
Income before provision
     for income taxes               2,513       5.8      1,409       4.7      3,131       4.4      1,520       3.0
Provision for income taxes            990       2.3        556       1.8      1,230       1.7        603       1.2
                               ----------     ----- ----------     -----   ----------   ----- ----------     -----
Net income                     $    1,523       3.5 $      853       2.9 $    1,901       2.7 $      917       1.8
                               ==========     ===== ==========     ===== ==========     ===== ==========     =====
Net income per share           $     0.32           $     0.18           $     0.40           $     0.19
                               ==========           ==========           ==========           ==========
Weighted average shares
     outstanding                4,777,360            4,850,159            4,777,360            4,859,159
                               ==========           ==========           ==========           ==========

- ------------------------

(1) Revenue from a sale is recognized upon the closing of the sale.

Three Months Ended June 30, 1996 Compared to June 30,1995
- ---------------------------------------------------------

Net revenues for the three month period ended June 30, 1996 increased by 44.7% to $43.4 million from $30.0 million for the comparable period in 1995. The number of homes closed by the Company increased by 38.4% to 191 homes from 138 homes during the same period in 1995. The increase in units closed was primarily a result of the closings from the Raleigh, North Carolina and Indianapolis, Indiana divisions, closing 34 units for the period ended June 30, 1996, compared to one unit closed for the same period in 1995. The Company's Cincinnati operation closed 99 homes for the three month period ended June 30, 1996 compared to 87 closings for the same period in 1995, and the Nashville operation closed 58 homes for the period ended June 30, 1996, compared to 50 closings for the same period in 1995. The Company's revenue increase for the three months ended June 30, 1996 was also due in part to a 4.7% increase in the average selling prices of new homes closed of $225 from $215 for the same period in 1995. The increase in average selling prices are principally due to change in product mix sold.

Net new sales contracts for the three month period ended June 30, 1996 decreased by 4.7% from 193 units to 184 units for the comparable period in 1995. This decrease in sales contracts was primarily due to the Company's Cincinnati operation which had 87 unit sales for the three month period ended June 30, 1996 compared to 107 unit sales for the same period in 1995. The Company's Nashville operation had 46 unit sales for the three month period ended June 30, 1996 compared to 49 units for the same period in 1995. The Company's Raleigh operation had 30 unit sales for the three months ended June 30, 1996 compared to 31 units for the same period in 1995. The Indianapolis operation had 21 unit sales for the three month period ended June 30, 1996 compared to six units for the same period in 1995. The Company's backlog consists of homes for which the Company has entered into a sales contract, but which it has not yet delivered. The sales backlog on June 30, 1996 was 394 homes with a total sales value of $89.7 million compared to a sales backlog of 229 homes with a total value of $46.1 million on June 30, 1995. The higher level of backlog is expected to positively impact revenues in the third and fourth quarters of 1996.

Gross profit for the three month period ended June 30, 1996 increased by $2.5 million from the same period in 1995. This increase was the result of increased revenues in the 1996 period. The gross profit percentage increased to 17.7% for the three month period ended June 30, 1996 compared to 17.2% for the same period in 1995. The increase is attributable to an increase in gross profit for the expansion cities of Raleigh, and Indianapolis which have now been in operation for over a year. Also attributing to the increase were writedowns of certain land holdings taken in the same period in 1995, none were taken in 1996.

Selling, General and Administrative ("SG&A") expenses increased 39.6% to $5.3 million for the three month period ended June 30, 1996 from $3.8 million for the comparable period of 1995. As a percentage of revenue, selling expenses remained constant at 6.7%. General and administrative expenses, as a percentage of revenue, decreased by .6%, primarily due to improving economies of scale in the Raleigh and Indianapolis operations.

Other income, which includes investment income and income from unconsolidated joint ventures increased from $44,000 for the three month period ended June 30, 1995 to $113,000 for the same period in 1996. This increase is due to additional income from unconsolidated joint ventures of approximately $78,000.

As a result of the foregoing, income before taxes for the three month period ended June 30, 1996 increased to $2.5 million from $1.4 million for the three month period ended June 30, 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
- -------------------------------------------------------------------------

Net revenues for the six month period ended June 30, 1996 increased by 40.8% to $70.7 million from $50.2 million for the comparable period in 1995. The number of homes closed by the Company increased by 34.6% to 311 homes from 231 homes during the same period in 1995. This increase in homes closed was due to an increase in closings in all the Company's operations. The Company's Nashville operation closed 97 homes for the six month period ended June 30, 1996 compared to 87 homes during the same period in 1995. The Company's Cincinnati operation closed 153 homes for the six month period ended June 30, 1996 compared to 142 homes for the same period in 1995. The Company's Raleigh operation had 43 closings for the six months ended June 30, 1996 compared to two closings for the same period in 1995. The Company's Indianapolis operation had 18 closings for the six months ended June 30, 1996, none for the same period 1995.

Net new sales contracts for the six month period ended June 30, 1996 increased by 45.2%, to 488 units from 336 units for the comparable period in 1995. This increase in sales contracts occurred in all of the Company's operations. The Company's Cincinnati operation had 246 unit sales for the six month period ended June 30, 1996 compared to 187 units for the same period in 1995. The Company's Nashville operation had 128 unit sales for the six month period ended June 30, 1996 compared to 107 unit sales for the same period in 1995. The Company's Raleigh operation had 74 unit sales, and the Indianapolis operation had 40 unit sales for the six month period ended June 30, 1996 compared to 35 unit sales and seven units sales, respectively, for the same period in 1995.

Gross profit for the six month period ended June 30, 1996 increased $3.6 million from the same period in 1995. This increase was the result of an increase in the number of homes closed. The gross profit percentage remained constant for the six month period ended June 30, 1995 at 17.6%.

Selling, General and Administrative ("SG&A") expenses increased 26.7% to $9.5 million for the six month period ended June 30, 1996 from $7.5 million for the comparable period of 1995. Selling expenses as a percent of revenue increased from 7.3% for the six month period ended June 30, 1995 to 7.6% for the comparable period of 1996. This increase is attributable to increased model home expenses within all the Company's operations. General and administrative expenses, as a percentage of net revenues, decreased for the six months ended June 30, 1996, to 5.8% from 7.6% for the same period in 1995, primarily due to a $350 litigation reserve recorded in the same period in 1995.

Other income, which includes investment income and income from unconsolidated joint ventures increased from $156,000 for the six month period ended June 30, 1995 to $163,000 for the same period in 1996. This increase is due to an increase in income from unconsolidated joint ventures.

As a result of the foregoing, income before taxes for the six month period ended June 30, 1996 increased by $1.6 million from $1.5 million to $3.1 million.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

Inventories at June 30, 1996 increased to $78.7 million compared to $74.2 million on December 31, 1995. This increase is primarily due to the additional work in process inventory associated with the increased sales volume in all operations and the construction of models at the Raleigh and Indianapolis locations. Also contributing to this increase is the acquisition of finished lots and the development of raw land for new neighborhoods.

On May 13, 1996, the Board of Directors approved and the Company entered into a new Loan Agreement which consists of an unsecured revolving credit facility of $72.5 million and term debt of $15 million. The Loan Agreement bears interest at various options, including prime rate, Federal Funds rate, and/or LIBOR (as defined), plus 125 to 175 basis points depending upon the Company's debt-to-equity ratio. The revolving credit facility expires July 1, 1999. The term debt is payable in 20 quarterly installments of $750 beginning July 1, 1996 through April 1, 2001.

The Company's financing needs depend upon its sales volume and inventory levels. Historically, the Company has financed its operations through retained earnings and unsecured lines of credit from financial institutions. None of the Company's inventories are pledged as collateral to secure any borrowings. As of June 30, 1996, the Company has $60.7 million of unused, unsecured lines of credit available. The Company believes that it will be able to fund its future activities through a combination of operating cash flows, existing cash balances, working capital management and its available credit.

PROVISIONS FOR WRITEDOWN TO NET REALIZABLE VALUE
- ------------------------------------------------

The Company periodically reviews the value of land and inventories and determines whether any writedowns need to be recorded to reflect declines in value. For the six month period ended June 30, 1995, the Company wrote down $510,000 of land to reflect net realizable value. No significant writedowns have been made in 1996. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Company's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

INFLATION
- ---------

Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely affected.

CAUTIONARY STATEMENTS
- ---------------------

         The Company wishes to take advantage of the new safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance and actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to, those referred to below.

         GENERAL REAL ESTATE, ECONOMIC AND OTHER CONDITIONS. The homebuilding industry is significantly affected by changes in national and local economic and other conditions, including employment levels, changing demographic considerations, availability of financing, interest rates, consumer confidence and housing demand. In addition, homebuilders are subject to various risks, many of them outside the control of the homebuilder, including competitive overbuilding, availability and cost of building lots, availability of materials and labor and adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulation and increases in real estate taxes and other local government fees.

         PRESENT AND FUTURE COMMUNITIES. The Company intends for its communities to be built out over time. Therefore, the medium- and long-term financial success of the Company will be dependent on the Company's ability to develop and market its communities successfully. Acquiring land and committing the financial and managerial resources to develop a community on that land involve significant risks. Before these communities generate any revenue, they require material expenditures for, among other things, acquiring land, obtaining development approvals and constructing project infrastructure (such as roads and utilities), recreation centers, model homes and sales facilities. It generally takes several years for communities to achieve cumulative positive cash flow. The Company's risk may increase by its entries into the Raleigh, Indianapolis, Louisville, and Charlotte markets where it does not have substantial prior experience.

         LONG-TERM NATURE OF PROJECTS; PERIOD-TO-PERIOD FLUCTUATIONS. The Company's communities are long-term projects. Sales activity at the Company's communities varies from period to period, and the ultimate success of any community cannot necessarily be judged by results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand in the area or other reasons) than it does during later periods over the life of the community. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product and home closings among the Company's communities.

         THE COMPANY'S MARKETS. The Company's operations are concentrated in the Cincinnati, Ohio, including Northern Kentucky; Nashville, Tennessee; Raleigh, North Carolina; and Indianapolis, Indiana metropolitan areas. The Company recently entered the Charlotte, North Carolina and Louisville, Kentucky metropolitan areas. Although these are stable, established markets in which the Company has or intends to operate successfully, there can be no assurance that the stability of these markets or the Company's favorable results there will continue. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. The Company may also expand into new geographic markets which could reduce the Company's dependence upon the health of itsexisting markets. However, any new markets may prove to be less stable and may involve delays, problems and expenses not typically found by the Company in the existing markets with which it is familiar. Such delays, problems and expenses would be likely to occur in any new market

- ---------------------

and may include, without limitation, the development of relationships with local contractors and suppliers, land acquisition and development, construction of new model homes, acquiring local office facilities and hiring additional personnel.

         COMPETITION. The homebuilding business is highly competitive. The Company competes in each of its local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than the Company. Builders of new homes compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled laborers. The Company also competes with the resale market for existing homes which provides certain attraction for home buyers over building a new home. The Company attempts to meet this competition from the home resale market by offering benefits which the resale market for existing homes cannot provide, the flexibility to select interior and exterior finishes and new home warranties.

         GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONSIDERATIONS. The housing industry and the Company are subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection (preservation of woodlands and hillside areas), building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of residences that can eventually be built within the boundaries of a particular location. Such regulation affects construction activities, including construction materials which must be used in certain aspects of building design, as well as sales activities and other dealings with consumers. The Company must also obtain licenses, permits and approvals from various governmental agencies for its development activities, the granting of which are beyond the Company's control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although the Company cannot predict the impact on the Company of compliance with any such requirements, such requirements could result in time consuming and expensive compliance programs.

         The Company is also subject to a variety of local, state and Federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given project vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays, cause the Company to incur substantial compliance costs, including substantial expenditures for pollution and water quality control, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. The Company endeavors in its land acquisition program to resolve, or at least significantly reduce, environmental issues before it becomes obligated to purchase the land. Although there can be no assurance that it will be successful in all cases, the Company has a general practice of requiring an environmental audit and resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in the Company's developments.

         In addition, the Company has been and may in the future be subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies, sewage facilities, delays in utility hook-ups, or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior to, or subsequent to, commencement of operations by the Company without notice to, or recourse by, the Company. Although the Company's practice of resolving such issues before committing to purchase property tends to reduce the Company's exposure to financial risk as a result of such moratoriums, the Company must utilize its resources in dealing with them.

- ---------------------

         FINANCING; LEVERAGE; INTEREST RATES. The homebuilding industry in general is highly leveraged and usually subject to significant up-front expenditures for land development costs. Although the Company generally limits the extent of its borrowings, in periods of significant growth, the Company will require significant additional capital resources, whether from issuances of equity or by incurring additional indebtedness. If the Company is at any time not successful in obtaining sufficient capital to fund its development and expansion expenditures, some or all of its projects may be significantly delayed, resulting in cost increases and adverse effects on the Company's results of operations. No assurance can be given as to the availability or cost of any future financing. In addition, the Company's degree of leverage from time to time will affect its interest incurred and may limit funds available for operations. As a result, the Company may be more vulnerable to economic downturns, which could limit its ability to withstand adverse changes or to capitalize on business opportunities. If the Company is at any time unable to generate sufficient cash flow from operations to service its debt, refinancing of all or a portion of that debt or obtaining additional financing may be required to avoid defaults (including cross defaults). There can be no assurance that such refinancing would be possible or that any additional financing could be obtained, or obtained on terms that are favorable or acceptable to the Company.

         The Company's real estate operations are also dependent upon the availability and cost of mortgage financing. The Company does not finance the purchase of homes in its communities and does not contemplate doing so. However, the Company does arrange mortgage financing with third-party lenders for the purchase of its homes through a Cincinnati mortgage broker in which the Company owns a 50% partnership interest. (Blue Chip Mortgage Company, LLC.) An increase in interest rates, which may result from governmental policies and other factors outside the control of the Company, may adversely affect the buying decisions of potential home buyers and their ability to sell their existing homes.

         CONSTRUCTION. The Company has from time to time experienced shortages of materials or qualified tradespeople or volatile increases in the cost of certain materials (particularly increases in the price of lumber and framing, which are significant components of home constructions costs), resulting in longer than normal construction periods and increased costs not reflected in the prices of homes for which home sales contracts had been entered into up to one year in advance of scheduled closing. Generally, the Company's home sale contracts do not contain, or if they do, contain only limited provisions for price increases if the Company's costs of construction increase.

         NATURE RISKS. All communities in which the Company builds are subject to significant seasonal precipitation and temperature fluctuation that can cause delays in construction and development and increase costs. Many of the communities were adversely affected by adverse weather conditions in fiscal 1995 and 1996.

         Additional information on factors which could affect the Company's financial results may be included in the Company's most recently filed Annual Report or Form 10-K, and subsequent reports, filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.  Litigation
         ----------

- ---------------------------

On March 31, 1995, a verdict was delivered against the Company in an action brought by a former employee. The former employee was awarded $250,000 plus attorney's fees. The Company has been advised by counsel that it has substantial defenses and it intends to pursue all avenues in the post trial and appellate review process. The Company has reserved the damages awarded in the accompanying consolidated financial statements.

The Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business activities which seek remedies or damages. The Company believes that any liability that may finally be determined will not have a material effect on its financial position or results of operation.

Item 2. None

Item 3. None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A) The Annual Meeting of Shareholders of Zaring Homes, Inc. was held on April 18, 1996.

     B) Not Applicable

     C) 1) Seven nominees were elected to the Board of Directors at the 1995 Annual Meeting:

           Allen G. Zaring III was elected by a vote of 4,448,668 for and 15,020 withheld.

           John R. Brooks was elected by a vote of 4,435,608 for and 28,080 withheld.

           George E. Casey, Jr. was elected by a vote of 4,448,668 for and 15,020 withheld.

           Murat H. Davidson was elected by a vote of 4,448,608 for and 15,080 withheld.

           Daniel W. Geeding was elected by a vote of 4,448,608 for and 15,080 withheld.

           Robert N. Sibey was elected by a vote of 4,448,608 for and 15,080 withheld.

           John H. Wyant was elected by a vote of 4,448,668 for and 15,020 withheld.

        2) At the meeting, the following matters were voted upon with the voting results for each matter as indicated:

        a. The shareholders ratified Amendments to the Company's Key Employee Stock Option Plan. There were 21,175 votes cast in opposition, 112,051 abstentions, 123,406 broker non-votes and 4,207,056 cast in favor.

        b. The shareholders ratified a proposal to approve the Employee Stock Purchase Plan. There were 5,206 votes cast in opposition, 112,045 abstentions, 123,406 broker non-votes and 4,223,031 votes cast in favor.

        c. The shareholders ratified a proposal to approve the Executive Deferred Compensation Plan. There were 14,692 votes cast in opposition, 110,847 abstentions, 123,406 broker non-votes and 4,214,743 votes cast in favor.

        d. The shareholders confirmed the selection of Arthur Andersen, L.L.P. as independent auditors of the Company for fiscal 1996. There was 1,000 votes cast in opposition, 6,445 abstentions, no broker non-votes and 4,456,243 votes cast in favor.

     D) Not Applicable

Item 5. None

Item 6. EXHIBITS AND REPORTS ON FORM 8-k
        a) Exhibits 27, Financial Data Schedule

        b) The Company did not file a report on Form 8-k during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ZARING HOMES, INC.
                                (Registrant)

Date:                           By: /s/ GEORGE E. CASEY, JR.
                                   ----------------------------------------
                                   George E. Casey, Jr.
                                   President and Chief Executive Officer

Date:                           By: /s/ RONALD G. GRATZ
                                   ----------------------------------------
                                   Ronald G. Gratz
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)