Form 10-Q
period 1996-09-30
ZARING HOMES INC
filed 1996-11-13
CIK 899750

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21692

                               ZARING HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                      31-1071348
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

11300 Cornell Park Drive, Suite 300, Cincinnati, Ohio       45242-1825
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                  513-489-8849
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                       YES      X           NO
                          -------------       ------------

Number of common shares outstanding as of September 30, 1996:  4,780,150

                                                              Total Pages:  16

                               ZARING HOMES, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----

PART I  FINANCIAL INFORMATION

             Item 1  Consolidated Financial Statements

                       Consolidated Balance Sheets,
                           September 30, 1996 and 1995 (unaudited),
                           and December 31, 1995 (audited)......................................................3

                       Consolidated Statements of Income (unaudited),
                           Three Months Ended September 30, 1996 and 1995
                           Nine Months Ended September 30, 1996 and 1995........................................5

                       Consolidated Statement of Shareholders' Equity,
                           Nine Months Ended September 30, 1996 (unaudited).....................................6

                       Consolidated Statements of Cash Flows,
                           Nine Months Ended September 30, 1996 and 1995 (unaudited)............................7

                       Notes to Consolidated Financial Statements (unaudited)...................................8

             Item 2    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.................................................11

PART II      OTHER INFORMATION.................................................................................15

             SIGNATURES........................................................................................16

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               ZARING HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)


                                                                                   Unaudited                    Audited
                                                                                  September 30,               December 31,
                                                                              -------------------             ------------
                                                                              1996           1995                 1995
                                                                              ----           ----                 ----


Cash and cash equivalents........................................            $3,369          $2,313              $4,513
Receivables:
    Related parties .............................................                68              24                   0
    Other........................................................               305              15                 108
Inventories:
    Residential housing completed or
       under construction........................................            47,007          41,831              35,628
    Land, development costs and finished lots                                33,471          38,320              38,532
Property and equipment, net......................................             1,931           1,937               1,798
Investments in and advances to unconsolidated
    joint ventures...............................................             1,082           1,565               1,578
Future tax benefits..............................................               801             801                 801
Cash surrender value of life insurance and
    other assets.................................................             3,747           2,392               2,480
                                                                            -------         -------             -------

                                                                            $91,781         $89,198             $85,438
                                                                            =======         =======             =======





        The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                    CONSOLIDATED BALANCE SHEETS - (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                   Unaudited              Audited
                                                                                  September 30,         December 31,
                                                                              --------------------      ------------
                                                                              1996            1995          1995
                                                                              ----            ----          ----


LIABILITIES:
    Term notes payable..............................................        $19,495          $5,245             $5,245
    Revolving promissory notes......................................         12,500          20,200             12,500
    Subordinated notes payable......................................              0          11,816             11,816
    Accounts payable and unbilled amounts due
      contractors...................................................          4,707           4,294              6,046
    Accrued expenses................................................          3,576           3,074              2,963
    Customer deposits...............................................          3,169           2,043              1,703
    Income tax payable..............................................            846             507                854
                                                                            -------         -------            -------
        Total liabilities...........................................         44,293          47,179             41,127
SHAREHOLDERS' EQUITY:
    Common shares, no par value, 18,000,000
     shares authorized, 5,035,520 issued, and
     4,850,159 outstanding at September 30, 1995
     and December 31, 1995, and 4,780,150
     outstanding at September 30, 1996  ............................         25,136          25,136             25,136
    Additional paid-in capital......................................          7,687           7,533              7,533
    Retained earnings...............................................         16,672          10,735             13,027
                                                                            -------        --------            -------
                                                                             49,495          43,404             45,696

Less  Treasury shares, at cost, 185,361 shares
      at September 30, 1995 and December 31, 1995,
      and 255,370 shares at September 30, 1996                               (2,007)         (1,385)            (1,385)
                                                                             ------         -------             ------
         Total shareholders' equity.................................         47,488          42,019             44,311
                                                                            -------         -------             ------

                                                                            $91,781         $89,198            $85,438
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

                               ZARING HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                                        Three Months                  Nine Months
                                                     Ended September 30,           Ended September 30,
                                                    ---------------------          --------------------
                                                    1996             1995          1996            1995
                                                    ----             ----          ----            ----

REVENUES......................................  $    55,516    $    33,459     $   126,187    $    83,664
COST OF SALES.................................       46,085         27,353         104,288         68,726
                                                -----------    -----------     -----------    -----------

         Gross profit.........................        9,431          6,106          21,899         14,938

OPERATING EXPENSES:
    Selling...................................        3,305          2,424           8,687          6,104
    General and administrative................        3,304          1,893           7,422          5,681
                                                -----------    -----------     -----------    -----------

         Income from operations...............        2,822          1,789           5,790          3,153
                                                -----------    -----------     -----------    -----------

OTHER INCOME (EXPENSE):
    Investment income.........................            2             10              20             40
    Income (loss) from unconsolidated
         joint ventures.......................           12            (30)            155             91
    Other, net................................            0              3               2              8
                                                -----------    -----------     -----------    -----------

         Total other income (expense).........           14            (17)            177            139
                                                -----------    -----------     -----------    -----------

    Income before provision for income taxes..        2,836          1,772           5,967          3,292

    Provision for income taxes................        1,092            701           2,322          1,304
                                                -----------    -----------     -----------    -----------

         Net income...........................  $     1,744    $     1,071     $     3,645    $     1,988
                                                ===========    ===========     ===========    ===========

    Earnings per share........................  $      0.36    $      0.22     $      0.76    $      0.41
                                                ===========    ===========     ===========    ===========

    Weighted average shares outstanding.......    4,778,307      4,850,159       4,778,307      4,850,159
                                                ===========    ===========     ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ZARING HOMES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                     Additional        TREASURY SHARES
                                           Shares        Common        Paid-In       # of                      Retained
                                           Issued        Shares        Capital      Shares        Amount       Earnings     Total
                                           ------        ------        -------      ------        ------       --------     -----

Balance, December 31, 1995                5,035,520      $25,136        $7,533       185,361      ($1,385)     $13,027     $44,311

Purchase of Treasury Shares                      --           --            --       135,009       (1,199)          --      (1,199)

Sale of Treasury Shares                          --           --           154       (65,000)         577           --         731

Net Income                                       --           --            --            --           --        3,645       3,645
                                       ------------   ----------      --------    ----------    ---------     --------     --------

Balance, September 30, 1996               5,035,520      $25,136        $7,687       255,370      ($2,007)     $16,672     $47,488
                                          =========      =======        ======       =======      =======     ========     ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ZARING HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                ---------------------------
                                                                                                1996                   1995
                                                                                                ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.............................................................................     $3,645                 $1,988
    Adjustments to reconcile net income to cash
       provided by operating activities --
       Depreciation........................................................................        732                    649
       Income from unconsolidated joint ventures...........................................       (155)                   (92)
    Change in assets and liabilities:
       Receivables.........................................................................       (265)                   522
       Inventories.........................................................................     (6,318)                (6,380)
       Cash surrender value of life insurance and other assets.............................     (1,267)                  (470)
       Accounts payable....................................................................     (1,339)                (1,031)
       Accrued expenses....................................................................        613                    649
       Income taxes payable................................................................         (8)                  (140)
       Customer deposits...................................................................      1,466                  1,144
                                                                                               -------                -------
            Net cash used by operating activities..........................................     (2,896)                (3,161)
                                                                                               -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment....................................................       (865)                  (836)
    Disposal of property and equipment.....................................................          0                      4
    Distributions from and (investments in) unconsolidated joint ventures..................        651                    627
                                                                                               -------                -------
       Net cash provided (used) by investing activities....................................       (214)                  (205)
                                                                                               -------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) on notes payable...............................................      2,434                  1,896
    Purchase (sale) of treasury shares.....................................................       (468)                    --
                                                                                               -------                -------
       Net cash provided (used) by financing activities....................................      1,966                  1,896
                                                                                               -------                -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................................     (1,144)                (1,470)
CASH AND CASH EQUIVALENTS, beginning of year...............................................      4,513                  3,783
                                                                                               -------                -------
CASH AND CASH EQUIVALENTS, end of period...................................................    $ 3,369                 $2,313
                                                                                               =======                =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for --
       Interest............................................................................     $1,279                 $2,013
                                                                                                ------                -------
       Income taxes........................................................................     $2,335                 $1,457
                                                                                                ------                -------



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

In December 1995, the Company formed Zaring Holdings, Inc. (Holdings), an Ohio corporation, and a wholly-owned subsidiary, for the purpose of corporate expansion in the southeastern United States market. The accounts of Holdings have been consolidated in the accompanying consolidated financial statements.

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

The Company is the sole shareholder in Zaring Homes Kentucky, LLC (ZHKLLC), a Kentucky corporation. ZHKLLC was formed in 1996 for the purpose of designing, constructing, marketing and selling single-family homes, and the acquisition and development of land for sale as residential building lots in Louisville, Kentucky. The accounts of ZHKLLC have been consolidated in the accompanying financial statements.

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of September 30, 1996, and for the nine months ended September 30, 1996 have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results for the entire year.

2.  CAPITALIZED INTEREST

Interest is capitalized on land in the process of development and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

                               ZARING HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


                                                  Three Months                        Nine Months
                                                Ended September 30,               Ended September 30,
                                              -----------------------            -------------------
(Dollars in Thousands)                          1996       1995                      1996       1995
                                                ----       ----                      ----       ----

Capitalized interest, beginning of period..  $   923     $ 1,028                   $ 1,123    $   751
Interest incurred..........................      577         720                     1,716      2,232
Interest expensed..........................     (559)       (609)                   (1,898)    (1,844)
                                             -------     -------                   -------    -------
Capitalized interest, end of period........  $   941     $ 1,139                   $   941    $ 1,139
                                             =======     =======                   =======    =======


3.  NOTES PAYABLE

On May 13, 1996, the Company entered into a new unsecured $87.5 million credit agreement. The new credit agreement consists of a $72.5 million revolving credit facility and a $15 million term loan. Ten million of the revolving credit facility may be used for letters of credit. The credit agreement bears interest in accordance with various options, including prime rate, Federal Fund rate, and/or LIBOR (as defined), plus 125 to 175 basis points depending upon the Company's debt-to-equity ratio. The revolving credit facility is a three-year commitment expiring July 1, 1999, and the term loan is a five-year commitment expiring April 1, 2001.

As of September 30, 1996, the Company had outstanding balances of $12.5 million under the revolving credit facility, and $4.1 million in letters of credit.

Term notes payable, at September 30, 1996, include a $14.3 million term loan and existing term loans of $5.2 million which bear interest at a fixed rate of 7.95% and are payable in 12 equal quarterly installments beginning in September 1998.

4.  SHAREHOLDERS' EQUITY

Preferred Shares - The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

5.  NEW PRONOUNCEMENTS

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

                               ZARING HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


NEW PRONOUNCEMENTS (continued)

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

                                                              (Dollars in thousands, except per share amounts)
                                                       Three Months                                      Nine Months
                                                   Ended September 30,                              Ended September 30,
                                               ----------------------------                     ----------------------------
                                               1996                    1995                     1996                    1995
                                               ----                    ----                     ----                    ----

                                        Amount        %         Amount        %          Amount        %         Amount        %
                                        ------        -         ------        -          ------        -         ------        -

Net revenues (1)                         $55,516     100.0       $33,459     100.0      $126,187     100.0        $83,664    100.0
Cost of sales                             46,085      83.0        27,353      81.7       104,288      82.6         68,726     82.1
                                          ------     -----        ------     -----       -------     -----         ------    -----
Gross profit                               9,431      17.0         6,106      18.3        21,899      17.4         14,938     17.9
Selling, general and
     administrative expenses               6,609      11.9         4,317      12.9        16,109      12.8         11,785     14.1
                                          ------     -----        ------     -----       -------     -----         ------    -----
Operating income                           2,822       5.1         1,789       5.4         5,790       4.6          3,153      3.8
Other income (expense)                        14        --           (17)     (0.1)          177       0.1            139      0.2
                                          ------     -----        ------     -----       -------     -----         ------    -----
Income before provision
     for income taxes                      2,836       5.1         1,772       5.3         5,967       4.7          3,292      4.0
Provision for income taxes                 1,092       2.0           701       2.1         2,322       1.8          1,304      1.6
                                          ------     -----        ------     -----        ------     -----         ------    -----
Net income                                $1,744       3.1        $1,071       3.2        $3,645       2.9         $1,988      2.4
                                          ======     =====        ======     =====        ======     =====         ======    =====

EPS                                       $ 0.36                  $ 0.22                  $ 0.76                   $ 0.41
                                          ======                  ======                  ======                   ======

Weighted average shares
     outstanding                       4,778,307               4,850,159               4,778,307                4,850,159
                                       =========               =========               =========                =========
------------------------

(1) Revenue from a sale is recognized upon the closing of the sale.

Three Months Ended September 30, 1996 Compared to September 30,1995
-------------------------------------------------------------------

Net revenues for the three months ended September 30, 1996 increased by 65.7% to $55.5 million from $33.5 million for the comparable period in 1995. The number of homes closed by the Company increased by 45.4% to 237 homes for the three months ended September 30, 1996 from 163 homes during the same period in 1995. The Company experienced increases in homes closed in all divisions primarily due to the greater number of communities from which the Company was offering homes for sale. Homes closed in Cincinnati increased from 96 for the three months ended September 30, 1995 to 133 closings for the same period in 1996. During the three months ended September 30, 1996, the Company's Nashville operation closed 62 homes compared to 51 closings for the same period in 1995. The Company's Raleigh operation closed 20 homes for the three months ended September 30, 1996 versus 15 for the same period in 1995. Indianapolis' operation closed 22 homes in the third quarter of 1996 compared to one unit in the third quarter of 1995. The Company's revenue increase for the three months ended September 30, 1996 was also due to a 13.2% increase in the average selling price of homes closed from $204,000 for the three months ended September 30, 1995 to $231,000 for the same period in 1996. The average selling price of homes closed is affected by various factors such as the size of the home, changes in selling price, lot premiums and the amount of options selected by the homebuyer.

Net new sales contracts for the three months ended September 30, 1996 decreased by 12.1%, to 152 units from 173 units for the comparable period in 1995. New sales contracts for the third quarter of 1996 decreased in Cincinnati and Indianapolis from 91 and 13 to 58 and 6, respectively, compared to the same period in 1995. New sales contracts for the Company's Nashville operations increased to 57 units in the three months ended September 30, 1996 from 43 units for the same period in 1995. The Company's Raleigh operation had 28 net unit sales for the three months ended September 30, 1996, compared to 26 net unit sales for the same period in 1995. The Company's Charlotte operation had 3 net unit sales for the three months ended September 30, 1996. The Company's backlog consists of homes for which the Company has entered into a sales contract, but which it has not yet delivered. The sales backlog on September 30, 1996 was 309 homes with a total sales value of $73 million compared to a sales backlog of 239 homes with a total sales value of $51 million on September 30, 1995.

Gross profit for the three months ended September 30, 1996 increased by $3.3 million from the three months ended September 30, 1995. This increase was the result of increased closings in the 1996 period. The gross profit percentage decreased to 17.0% for the three months ended September 30, 1996 compared to 18.3% for the same period in 1995. The decrease is attributable to increases in indirect expenses and market-driven changes in mix of product and home closings among the Company's communities. This decrease is offset by a decrease in net interest expense included in cost of goods sold due to lower borrowing levels.

Selling, general and administrative ("SG&A") expense increased 53.1% to $6.6 million for the three months ended September 30, 1996 from $4.3 million for the comparable period of 1995; however, as a percentage of revenue, SG&A decreased from 12.9% for the three months ended September 30, 1995 to 11.9% for the same period in 1996. Selling expenses decreased to 6.0% of revenue for the three months ended September 30, 1996 from 7.2% for the comparable period in 1995. This percentage decrease was primarily due to improving economies of scale in the Raleigh and Indianapolis operations. General and administrative expenses increased by approximately $1.4 million or .2% of net revenues for the three months ended September 30, 1996 compared with the same period in 1995. The increase was primarily attributable to an increase in additional staffing in connection with the Company's expansion into new cities.

As a result of the foregoing, income before taxes for the three months ended September 30, 1996 increased $1 million to $2.8 million from $1.8 million for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1995
----

Net revenues for the nine month period ended September 30, 1996 increased by 50.8% to $126.2 million from $83.7 million for the comparable period in 1995. The number of homes closed by the Company increased by 39.1% to 548 homes from 394 homes for the same period in 1995. The Company experienced increases in homes closed in all divisions primarily due to the greater number of communities from which the Company was offering homes for sale. The Company's Cincinnati operation closed 286 homes for the nine months ended September 30, 1996 compared to 238 homes for the same period in 1995. The Company's Nashville operation closed 159 homes for the nine months ended September 30, 1996 compared to 138 homes for the same period in 1995. The Company's Raleigh operation had 65 closings for the nine months ended September 30, 1996 compared to 17 closings for the same period in 1995. The Company's Indianapolis operation had 38 closings for the nine months ended September 30, 1996, and one for the same period 1995. The Company's revenue increase for the nine months ended September 30, 1996 was also due to a 8.1% increase in the average selling price of homes closed from $210,000 for the nine months ended September 30, 1995 to $227,000 for the same period in 1996. The average selling price of homes closed is affected by various factors such as the size of the home, changes in selling price, lot premiums and the amount of options selected by the homebuyer.

Net new sales contracts for the nine months ended September 30, 1996 increased by 25.7%, to 640 units from 509 units for the comparable period in 1995. An increase in sales contracts occurred in all of the Company's operations due to an increase in the number of communities in which the Company was offering homes for sale and an increase in the number of contracts signed per community. The Company's Cincinnati operation had 304 unit sales for the nine months ended September 30, 1996 compared to 278 units for the same period in 1995. The Company's Nashville operation had 185 unit sales for the nine months ended September 30, 1996 compared to 150 unit sales for the same period in 1995. The Company's Raleigh operation had 102 unit sales, and the Indianapolis operation had 46 unit sales for the nine months ended September 30, 1996 compared to 61 unit sales and 20 units sales, respectively, for the same period in 1995. The Company's Charlotte operation had 3 net unit sales for the nine months ended September 30, 1996.

Gross profit for the nine months ended September 30, 1996 increased $7.0 million to $21.9 million from $14.9 million in the same period in 1995. This increase was the result of an increase in the number of homes closed. The gross profit percentage decreased from 17.9% for the nine months ended September 30, 1995 to 17.4% for the same period in 1996, primarily due to increases in indirect construction costs and market-driven changes in mix of product and home closings among the Company's communities.

Selling, General and Administrative ("SG&A") expenses increased 36.7% to $16.1 million for the nine months ended September 30, 1996 from $11.8 million for the comparable period of 1995. Selling expenses as a percent of revenue decreased from 7.3% for the nine months ended September 30, 1995 to 6.9% for the comparable period of 1996. General and administrative expenses, as a percentage of net revenues, decreased for the nine months ended September 30, 1996, to 5.9% from 6.8% for the same period in 1995. The decrease in SG&A expenses is primarily attributable to improving economies of scale in Raleigh and Indianapolis operations.

As a result of the foregoing, income before taxes for the nine months ended September 30, 1996 increased by $2.7 million from $3.3 million to $6.0 million.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Inventories at September 30, 1996 increased to $80.5 million compared to $74.2 million on December 31, 1995. This increase is primarily due to the additional work in process inventory associated with the increased sales volume in all locations. Also contributing to this increase is the acquisition of finished lots and the purchase and development of raw land for new neighborhoods.

On May 13, 1996, the Board of Directors approved and the Company entered into a new Loan Agreement which consists of an unsecured revolving credit facility of $72.5 million and term debt of $15 million. The Loan Agreement bears interest in accordance with various options, including prime rate, Federal Funds rate, and/or LIBOR (as defined), plus 125 to 175 basis points depending upon the Company's debt-to-equity ratio. The revolving credit facility expires July 1, 1999. The term debt is payable in 20 quarterly installments of $750 beginning July 1, 1996 through April 1, 2001.

The Company's financing needs depend upon its sales volume and inventory levels. Historically, the Company has financed its operations through retained earnings and unsecured lines of credit from financial institutions. None of the Company's inventories are pledged as collateral to secure any borrowings. As of September 30, 1996, the Company has $53 million of unused, unsecured lines of credit available. The Company believes that it will be able to fund its future activities through a combination of operating cash flows, existing cash balances, working capital management and its available credit.

PROVISIONS FOR WRITEDOWN TO NET REALIZABLE VALUE
------------------------------------------------

The Company periodically reviews the value of land and inventories and determines whether any writedowns need to be recorded to reflect declines in value. For the nine months ended September 30, 1995, the Company wrote down $510,000 of land to reflect net realizable value. No significant writedowns have been made in 1996. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Company's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

INFLATION
---------

Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely effected.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS
----------------------------------------------------------

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations; Cautionary Statements" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission. Readers should carefully review those risk factors and uncertainties in conjunction with reading this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.  LITIGATION

The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business activities which seek remedies or damages. The Company believes that any liability that may finally be determined will not have a material effect on its financial position or results of operation.

Items 2-5.  None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibit 27, Financial Data Schedule

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


                                        ZARING HOMES, INC.
                                        (Registrant)


Date:  November 13, 1996                 By: /s/ George E. Casey. Jr.
                                           ------------------------------------
                                           George E. Casey, Jr.
                                           President and Chief Executive Officer


Date:  November 13, 1996                 By:/s/ Ronald G. Gratz
                                            -----------------------------------
                                            Ronald G. Gratz
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)