Form 10-Q
period 1997-03-31
ZARING HOMES INC
filed 1997-05-07
CIK 899750

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21692

                               ZARING HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                             31-1071348
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

11300 Cornell Park Drive, Suite 500, Cincinnati, Ohio         45242-1825
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

                           YES    X         NO
                               --------       --------

Number of common shares outstanding as of March 31, 1997:  4,781,080

                                                                 Total Pages: 14

                               ZARING HOMES, INC.

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I       FINANCIAL INFORMATION

             Item 1   Consolidated Financial Statements

                      Consolidated Balance Sheets,
                          March 31, 1997, March 31, 1996 (unaudited),
                          and December 31, 1996 (audited)......................................................3

                      Consolidated Statements of Income,
                          Three Months Ended March 31, 1997 and 1996 (unaudited)...............................5

                      Consolidated Statement of Shareholders' Equity,
                          Three Months Ended March 31, 1997 (unaudited)........................................6

                      Consolidated Statements of Cash Flows,
                          Three Months Ended March 31, 1997 and 1996 (unaudited)...............................7

                      Notes to Consolidated Financial Statements (unaudited)...................................8

             Item 2   Management's Discussion and Analysis of Financial Condition and
                          Results of Operations...............................................................10

PART II      OTHER INFORMATION................................................................................12

             SIGNATURES.......................................................................................14

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               ZARING HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (Dollars in Thousands)

                                                                           Unaudited
                                                                            March 31,                   December 31,
                                                                  ----------------------------          ------------
                                                                  1997                   1996               1996
                                                                  ----                   ----               ----
Cash and cash equivalents........................................ $ 3,659              $ 4,322             $ 2,440
Receivables:
    Related parties .............................................      90                   19                 227
    Other........................................................     669                  165                 326
Inventories:
    Residential housing completed or
       under construction........................................  50,381               45,521              47,664
    Land, development costs and finished lots....................  37,336               32,100              35,988
Property and equipment, net......................................   3,082                1,860               2,619
Investments in and advances to unconsolidated
    joint ventures...............................................     689                1,374               1,086
Future tax benefit...............................................     675                  801                 675
Cash surrender value of life insurance and
    other assets.................................................   4,417                2,771               3,672
                                                                 --------              -------             -------
                                                                 $100,998              $88,933             $94,697
                                                                 ========              =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                    CONSOLIDATED BALANCE SHEETS - (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                              Unaudited
                                                                               March 31,                   December 31,
                                                                   ------------------------------          ------------
                                                                     1997                   1996                1996
                                                                     ----                   ----                ----
LIABILITIES:
    Revolving credit facility...................................    $ 21,000             $ 13,700             $15,500
    Term notes payable..........................................      17,996                5,245              18,745
    Subordinated notes payable..................................         -0-               11,816                 -0-
    Accounts payable and other accrued liabilities..............      10,013               10,069               9,115
    Customer deposits...........................................       2,681                3,405               2,549
    Income taxes payable........................................         147                  477                 107
                                                                    --------              -------             -------
            Total liabilities...................................      51,837               44,712              46,016
                                                                    --------              -------             -------
SHAREHOLDERS' EQUITY:
     Common shares, no par value, 18,000,000
            shares authorized, 5,035,520 issued
            and 4,780,150 outstanding at March 31, 1996;
            5,036,480 issued and 4,781,110 and
            4,781,080 outstanding at December 31,
            1996 and March 31, 1997, respectively...............      25,146               25,136              25,146
    Additional paid-in capital..................................       7,687                7,687               7,687
    Retained earnings...........................................      18,334               13,405              17,854
                                                                    --------              -------             -------
                                                                      51,167               46,228              50,687
       Less Treasury shares, at cost, 255,370 shares
            at March 31, 1996 and December 31, 1996,
            and 255,400 shares at March 31, 1997................      (2,006)              (2,007)             (2,006)
                                                                    --------              -------             -------
            Total shareholders' equity..........................      49,161               44,221              48,681
                                                                    --------              -------             -------
                                                                    $100,998              $88,933             $94,697
                                                                    ========              =======             =======


The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                                                      Three Months
                                                     Ended March 31,
                                               --------------------------
                                                    1997           1996
                                                    ----           ----
REVENUES                                       $    44,157    $    27,255
COST OF SALES                                       37,051         22,464
                                               -----------    -----------
         Gross profit                                7,106          4,791

OPERATING EXPENSES:
    Selling                                          3,252          2,420
    General and administrative                       3,048          1,803
                                               -----------    -----------
         Income from operations                        806            568
                                               -----------    -----------
OTHER INCOME (Expense):
    Investment income                                   16              5
    Income (loss) from unconsolidated
         joint ventures                                (25)            43
    Other, net                                           5              2
                                               -----------    -----------
         Total other income (expense)                   (4)            50
                                               -----------    -----------
    Income before provision for income taxes           802            618

    Provision for income taxes                         322            240
                                               -----------    -----------
         Net income                            $       480    $       378
                                               ===========    ===========
    Earnings per share                         $      0.10    $      0.08
                                               ===========    ===========
    Weighted average shares outstanding          4,781,090      4,774,601
                                               ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in Thousands)

                                                       Additional      Treasury Shares
                                  Shares     Common      Paid-in      # of                  Retained
                                  Issued      Shares     Capital     Shares      Amount     Earnings      Total
                                  ------      ------     -------     ------      ------     --------      -----
Balance, December 31, 1996       5,036,480   $25,146     $7,687      255,370     $(2,006)   $17,854      $48,681
Net Income                                                                                      480          480
Purchase of Treasury Shares                                               30        --
                                 ---------   -------     -------     -------     -------    -------      -------
Balance, March 31, 1997          5,036,480   $25,146     $7,687      255,400     $(2,006)   $18,334      $49,161


The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                   1997         1996
                                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $    480    $    378
    Adjustments to reconcile net income to cash
       provided by operating activities --
       Depreciation and amortization                                  359         247
       Income from unconsolidated joint ventures                       25         (43)
    Change in assets and liabilities:
       Receivables                                                   (206)        (76)
       Inventories                                                 (4,065)     (3,461)
       Cash surrender value of life insurance and other assets       (754)       (291)
       Accounts payable and other accrued liabilities                 898       1,060
       Customer deposits                                              132       1,702
       Income taxes payable                                            40        (377)
                                                                 --------    --------
            Net cash provided (used) by operating activities       (3,091)       (861)
                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                              (812)       (309)
    Distributions from unconsolidated joint ventures                  372         247
                                                                 --------    --------
            Net cash provided (used) by investing activities         (440)        (62)
                                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on notes payable                                    12,000       4,670
    Repayments on notes payables                                   (7,250)     (3,470)
    Purchase of Treasury Shares                                      --        (1,199)
    Reissuance of Treasury Shares                                    --           731
                                                                 --------    --------
            Net cash provided by financing activities               4,750         732
                                                                 --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,219        (191)
CASH AND CASH EQUIVALENTS, beginning of period                      2,440       4,513
                                                                 --------    --------
CASH AND CASH EQUIVALENTS, end of period                         $  3,659    $  4,322
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
       Interest                                                  $    606    $    440
       Income taxes                                              $    381    $    617




The accompanying notes are an integral part of these consolidated financial statements.

                               ZARING HOMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The accompanying consolidated financial statements include the accounts of Zaring Homes, Inc. and subsidiaries (the Company) that are composed of the following: Zaring Holdings, Inc., Zaring Homes of Indiana LLC, Zaring Homes Kentucky, LLC, and HomeMax, Inc. The Company is an Ohio corporation, whose principal business is the designing, constructing, marketing, and selling of single-family homes and the acquisition and development of land for sale as residential building lots in the Midwest and Southeastern United States. The Company began operations in Cincinnati, Ohio in 1964 and commenced operations in Nashville, Tennessee in 1986. In 1994, operations commenced in Raleigh/Durham, North Carolina and Indianapolis, Indiana. In 1996, operations began in Louisville, Kentucky, Charlotte, North Carolina, and Knoxville, Tennessee.

In November 1996, the Company formed HomeMax, Inc., a wholly-owned subsidiary, for the purpose of entering into the retail distribution of manufactured housing.

In February, 1997, the Company's Board of Directors authorized, subject to shareholder approval, a plan to restructure the corporate organization of the Company. The restructuring, if approved, would result in the current holders of the Company's common shares converting their shares into shares of Zaring National Corporation (the Holding Company). The Company will become a wholly-owned subsidiary of the Holding Company.

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Since such financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the consolidated financial statements and related footnotes included in the Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's unaudited consolidated financial statements as of March 31, 1997, and for the three months ended March 31, 1997 have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results for the entire year.

2.  Capitalized Interest
    --------------------

Interest is capitalized on land in the process of development and residential housing construction costs during the development and construction period. The following table summarizes the activity with respect to capitalized interest:

Three Months Ended March 31,                                          1997                1996
----------------------------                                          ----                ----
(Dollars in Thousands)
Capitalized interest, beginning of period...................          $1,074             $1,123
Interest incurred...........................................             731                556
Interest expensed...........................................            (739)              (672)
                                                                      ------             ------
Capitalized interest, end of period.........................          $1,066             $1,007
                                                                      ======             ======

                               ZARING HOMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.  Notes Payable
    -------------

On May 13, 1996, the Company entered into a new unsecured $87.5 million syndicated credit facility. The new credit facility consists of a $72.5 million revolving credit facility and a $15 million term loan. Ten million of the revolving credit facility may be used for letters of credit. The revolving credit facility bears interest at a) the greater of the prime rate or the Federal Funds rate plus .5% or b) Euro-rate plus 1.25% to 1.625% depending on the Company's leverage ratio. The revolving credit facility is a three-year facility expiring July 1, 1999.

As of March 31, 1997, the Company had outstanding balances of $21.0 million under the revolving credit facility, and $5.0 million in letters of credit.

Term notes payable, at March 31, 1997, include a $12.8 million term loan, expiring April 1, 2001, which bears interest at a) the greater of the Prime Rate or the Federal Funds rate plus .5% or b) Euro-rate plus 1.375% to 1.75% depending on the Company's leverage ratio and is payable in quarterly installments of $750,000, and other term loans of $5.2 million which bear interest at a fixed rate of 7.95% and are payable in 12 equal quarterly installments beginning September 1998.

4.  Shareholders' Equity
    --------------------

Preferred Shares - The Company is authorized to issue up to 2,000,000 preferred shares of which 1,000,000 are voting. No preferred shares have been issued.

5.  New Pronouncements
    ------------------

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), effective for fiscal years ending after December 15, 1997. The new standard replaces primary Earnings Per Share (EPS) with basic EPS, simplifies EPS calculations, and requires restatement of prior year earnings. Although the Company has not adopted SFAS 128 at this time, management does not anticipate a material impact on the financial statements.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth for the periods indicated certain information regarding the Company's operations.

                                                           (Dollars in thousands, except per share amounts)
                                                                            Three Months
                                                                           Ended March 31,
                                            -----------------------------------------------------------------------------
                                                               1997                                    1996
                                                               ----                                    ----
                                                     Amount             %                    Amount             %
                                                     ------             -                    ------             -
Net revenues (1)                                      $44,157         100.0                   $27,255         100.0
Cost of sales                                          37,051          83.9                    22,464          82.4
                                                      -------         -----                  --------         -----
Gross profit                                            7,106          16.1                     4,791          17.6
Selling, general and
     administrative expenses                            6,300          14.3                     4,223          15.5
                                                      -------         -----                  --------         -----
Operating income (loss)                                   806           1.8                       568           2.1
Other income (expense)                                    (4)            --                        50           0.2
                                                      -------         -----                  --------         -----
Income before provision
     for income taxes                                     802           1.8                       618           2.3
Provision for income taxes                                322           0.7                       240           0.9
                                                      -------         -----                  --------         -----
Net income                                            $   480           1.1                  $    378           1.4
                                                      =======         =====                  ========         =====
Earnings Per Share                                    $  0.10                                $   0.08
                                                      =======                                ========
Weighted average shares
     outstanding                                    4,781,090                               4,774,601
                                                    =========                               =========

------------------------

(1) Revenue from a sale is recognized upon the closing of the sale.

Three Months Ended March 31, 1997 Compared to March 31, 1996
------------------------------------------------------------

Net revenues for the three months ended March 31, 1997 increased by 62.0% to $44.2 million from $27.3 million for the comparable period in 1996. The number of homes closed by the Company increased 80% to 216 homes for the three months ended March 31, 1997 from 120 homes during the same period in 1996. The Company experienced increases in homes closed in all divisions primarily due to the greater number of communities from which the Company was offering homes for sale. Homes closed in the Midwest region, Cincinnati, Indianapolis, and Louisville, increased from 60 units for the three months ended March 31, 1996 to 84 units for the same period in 1997. Homes closed in the Midsouth region, Nashville, Raleigh, Charlotte, and Knoxville, increased from 60 units for the three months ended March 31, 1996 to 94 units for the same period in 1997. The average selling price of homes closed increased 6.2% from $225,000 for the three months ended March 31, 1996 to $239,000 for the same period in 1997.
The average selling price of homes closed is affected by various factors such as the size of the home, changes in selling price, lot premiums and the amount of options selected by the home buyer. First quarter operations of HomeMax, Inc., the Company's newly formed manufactured housing distributor, met expectations with 38 closed homes and 21 new orders.

Net new orders for the three months ended March 31, 1997 decreased by 28.0%, to 219 units from 304 units for the comparable period in 1996. New orders in the Midwest region decreased from 178 units for the three months ended March 31, 1996 to 116 units for the same period in 1997. New orders in the Midsouth region decreased from 126 units for the first quarter of 1996 to 82 units for the same period in 1997. The Company's backlog consists of homes for which the Company has entered into a sales contract, but which it has not yet delivered. The sales backlog on March 31, 1997 was 294 homes with a total sales value of $70.6 million compared to a sales backlog of 401 homes with a total sales value of $90.0 million on March 31, 1996.

Gross profit for the three months ended March 31, 1997 increased by $2.3 million from the three months ended March 31, 1996. This increase was the result of increased closings in the 1997 period. The gross profit percentage decreased to 16.1% for the three months ended March 31, 1997 compared to 17.6% for the same period in 1996. The decrease is attributable to increases in indirect expenses, market-driven changes in mix of product and home closings, and increase in lot costs among the Company's communities.

Selling, general and administrative ("SG&A") expense increased 49.2% to $6.3 million for the three months ended March 31, 1997 from $4.2 million for the comparable period of 1996; however, as a percentage of revenue, SG&A decreased from 15.5% for the three months ended March 31, 1996 to 14.3% for the same period in 1997. Selling expenses decreased to 7.4% of revenue for the three months ended March 31, 1997 from 8.9% for the comparable period in 1996. This percentage decrease was primarily due to improving economies of scale in the Raleigh and Indianapolis operations. General and administrative expenses increased by approximately $1.2 million or .3% of net revenues for the three months ended March 31, 1997 compared with the same period in 1996. The increase was primarily attributable to an increase in additional staffing in connection with the Company's expansion into new cities.

As a result of the foregoing, income before taxes for the three months ended March 31, 1997 increased $184,000 to $802,000 from $618,000 for the three months ended March 31, 1996.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Net cash used by operating activities increased by $2.3 million from $861,000 for the first quarter of 1996 to $3.1 million in 1997. The increase in net income was offset by larger investments in inventories. Net cash used by investing activities increased by $378,000 in the first quarter of 1997 from the first quarter of 1996 due to purchases of property and equipment. Net cash provided by financing activities increased by $4.0 million in the first quarter of 1997 from the first quarter of 1996 due to net bank borrowings.

The Company believes its present cash balance with amounts available from its borrowing agreements and amounts generated from future operations will provide adequate funds for its future plans.

PROVISIONS FOR WRITEDOWN TO NET REALIZABLE VALUE
------------------------------------------------

The Company periodically reviews the value of land and inventories and determines whether any writedowns need to be recorded to reflect declines in value. The Company did not record significant writedowns during the three month periods ended March 31, 1997 or 1996. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Company's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

INFLATION
---------

Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates, material and labor costs increase significantly, the Company's revenues, gross profit, and net income could be adversely affected.

FORWARD LOOKING INFORMATION; CERTAIN CAUTIONARY STATEMENTS
----------------------------------------------------------

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumption of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations; Cautionary Statements" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission. Readers should carefully review those risk factors and uncertainties in conjunction with reading this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business which seek remedies or damages. The Company believes that any liability that may finally be determined will not have a material effect on its financial position or results of operation.

Items 2-4 None.

Item 5.  Other Information
         -----------------

The employment relationship between Richard J. Bell and the Company ended on May 2, 1997.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

              (a)  Exhibit 27, Financial Data Schedule
              (b) The Company filed a report on Form 8-K on March 14, 1997, which contained the Company's audited financial statements for the year ended December 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ZARING HOMES, INC.
                        (Registrant)

Date: May 7, 1997       By:  /s/George E. Casey
                             --------------------------------------
                             George E. Casey
                             President and Chief Executive Officer

Date: May 7, 1997       By:  /s/Ronald G. Gratz
                             --------------------------------------
                             Ronald G. Gratz
                             Vice President and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)